Form 10-K
period 2005-12-31
Citigroup Mortgage Loan Trust Inc. 2005-7
filed 2006-03-29
CIK 1340495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                    Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                   For the Fiscal Year Ended December 31, 2005

                            Commission file numbers:
                                    333-127834-01

              Citigroup Mortgage Loan Trust Inc. as depositor under The Pooling and Servicing Agreement, dated as of September 1, 2005, Providing for the issuance of Mortgage Pass-Through Certificate, Series 2005-7

        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                       Delaware                     01-0791848
            -------------------------------     ----------------
            (State or other jurisdiction of     (I.R.S. Employer
            Incorporation or organization)      Identification No.)

                   390 Greenwich Street
                  New York, New York                  10013
        ----------------------------------------    ----------
        (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code: (212) 816-6000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

        Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.  Yes      No  X
                                                -----     -----

Indicate by check mark if the registrant is not required to file Reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes      No  X
                                                     -----     -----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.               [x]

     Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes       No   X
                                       -----     -----

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2005.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Item 1.  Business

Not Applicable.

Item 2.  Properties

Not Applicable.

Item 3.  Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer, or the registrant.

Item 4.  Submission of Matters to a Vote of Security-Holders.

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Trust does not issue stock.

(a) There is currently no established public trading market for the Registrant's certificates.

 (b) As of December 31, 2005 the number of registered holders of all classes of Certificates was 45.

 (c) Not Applicable.


Item 6.  Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Not Applicable.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

Not Applicable.

 PART IV

Item 15. Exhibits, Financial Statement Schedules.

 (a) Exhibits:

(1) All financial statements:
Monthly Remittance Statement to the Certificateholders dated as of October 25,
 2005 and filed with the Securities and Exchange Commission on October 27, 2005.

Monthly Remittance Statement to the Certificateholders dated as of November 25, 2005 and filed with the Securities and Exchange Commission on December 2, 2005.

Monthly Remittance Statement to the Certificateholders dated as of December 27, 2005 and filed with the Securities and Exchange Commission on December 28, 2005.

(2) Not applicable.

(3) Exhibit 31 Section 302 Sarbanes-Oxley Certification

Exhibit 99.1 Servicer's Annual Statement of Compliance as of December 31, 2005
a) Countrywide Home Loans, Inc.
b) GreenPoint Mortgage Funding, Inc.
c) National City Mortgage Company
d) Suntrust Mortgage, Inc.
e) Wells Fargo Bank, NA


Exhibit 99.2 Report of Independent Registered Public Accounting Firm as of December 31, 2005
a) Countrywide Home Loans, Inc.
b) GreenPoint Mortgage Funding, Inc.
c) National City Mortgage Company
d) Suntrust Mortgage, Inc.
e) Wells Fargo Bank, NA


   (b) Not applicable.

   (c) Not applicable.

                                   SIGNATURE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CITIGROUP MORTGAGE LOAN TRUST INC.


                                BY:  CitiMortgage Inc.,
                                     as Master Servicer

                                By: /s/ Tommy Harris
                                        -----------------------------------
                                        Name:  Tommy Harris
                                        Title: Senior Vice President
Date: March 29, 2006